Form 10QSB
period 2001-08-31
SAGUARO INDUSTRIES INC
filed 2001-10-15
CIK 1143180

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                       For Quarter Ended: August 31, 2001

                        Commission File Number: 000-32909


                            Saguaro Industries, Ltd.
        (Exact name of small business issuer as specified in its charter)


                                    Colorado
         (State or other jurisdiction of incorporation or organization)


                                   84-1377873
                        (IRS Employer Identification No.)

                              2221 Lafayette Street
                                Denver, Colorado
                    (Address of principal executive offices)

                                      80205
                                   (Zip Code)

                                 (303) 861-8168
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 31, 2001, was 2,180,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the six month period ended August 31, 2001 are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

     We were incorporated on July 19, 1996, as a Colorado corporation under the name Sheffield Rounds, Ltd. Our original business was to produce and sell literary publications concerning the archery industry. This purpose did not prove profitable or worth pursuing.

     In December 2000, we elected to pursue a different line of business. On December 4, 2000, we acquired our one subsidiary company, Saguaro Sky, Ltd. ("Old Saguaro") for $6,000 in cash, which included $4,151 of goodwill. Prior to this acquisition, Old Saguaro was engaged in the start up of the business described herein and there was no relationship between us and Old Saguaro at the time of the acquisition of Old Saguaro. At the time we acquired Old Saguaro, it had approximately $4,500 in assets, approximately $3,600 in liabilities and approximately $1,000 in shareholder equity. On December 18, 2000, our name was changed to Saguaro Industries, Ltd. pursuant to the affirmative vote of a majority of our shareholders. As a result, we now engage in the business of sales and marketing of southwestern art jewelry and

Native American Indian arts and crafts. The sales of such products are generated through our wholly owned subsidiary, Saguaro Sky, Ltd. (our "Subsidiary"). Together with our Subsidiary, we should be considered a start-up enterprise.

     Following are our results of operations for the six month period ended August 31, 2001, along with our Plan of Operation for the next 12 months. Because we did not commence our current business operations until December 2000, no comparable figures are provided to our current results of operations.

Results of Operations

     During the six month period ended August 31, 2001, we generated revenues of $5,530. Cost of sales during the six month period ended August 31, 2001, were $1,609. Selling, general and administrative expense during the six month period ended August 31, 2001, were $25,826, primarily as a result of our incurring $17,479 in legal and accounting fees during the applicable period, which costs related to our filing of a Registration Statement pursuant to the Securities Exchange Act of 1934, as amended, in order to establish ourselves as a "reporting company" under said Act. As a result, we incurred a net loss of $22,023 ($0.01 per share) during the six month period ended August 31, 2001.

Plan of Operation

     Our plan of operation during the next twelve months is to acquire and market the following merchandise:

1. Kachina Dolls and other carvings by Native American Indian carvers of the Hopi Indian Tribe;
2.       Silver jewelry;
3.       Beaded items with southwestern styling;
4.       Southwestern U.S. style pottery and glass items; and
5.       Unique crafts designed and manufactured in the southwestern
         United States.

     Our products are currently being sold in special art exhibits, street fairs and western arts and crafts shows throughout our current target markets consisting of the Rocky Mountain states of Colorado, New Mexico, Arizona, Utah, Wyoming, Idaho and Montana. We expect that we will also sell our products on our Internet site, www.saguarosky.com; however, as of the date of this Report, we have not engaged in any sales of our products on our website.

     Our products are generally hand made. Our inventory of products changes from time to time as we acquire and sell them. Our inventory of items for sale, including the style, price and current listings of consigned items, may be found on our Internet site which is updated as appropriate following sales. Our initial intention was to acquire most of the products we sell on consignment from the artisans. However, based upon the response to our initial consignment concept from artists, we no longer attempt to acquire our products on a consignment basis, but purchase the relevant products for cash.

     We have made application to join the Indian Arts and Crafts Association ("IACA") and abide by their code of ethics. The IACA is an elite, not-for-profit organization with approximately 700 members worldwide and which was established in 1974 to support the ethical promotion and protection of authentic Native American art and culture. IACA works to stop fraud and abuse within the market for Indian art through education, publicity, authentication and use of its logo to indicate certified ethical businesses. IACA sponsors the largest wholesale trade shows of handmade Indian art in the world twice annually. Members include Native American artists, wholesale and retail dealers, museums, collectors and others who support the goals of the organization and has members in the United States, Canada, Germany, Japan, Italy and Australia.

     We have been in contact with the IACA concerning our application and were listed in the June/July 2001 IACA newsletter for current member comments, but as of the date of this Report we cannot definitively state when, or if, our application will be accepted. Current members had 30 days to provide written comments following dissemination of the aforesaid newsletter and we hope to receive confirmation of our membership on or about October 2001. If we are accepted, we intend to advertise our products on the IACA website as part of our marketing program, provided that the cost of the same is within our budget constraints.

     As of the date of this Report, we believe we can continue to implement our business plan without the need to raise any additional cash. While no assurances can be provided, we believe that we have sufficient capital to satisfy our capital requirements for the next 12 months. This is due to our limited overhead requirements. However, if we believe that an opportunity becomes available to expand our operations, we will attempt to raise either additional debt or equity capital. We do not have any commitments from any investment banking or venture capital firms to provide us with additional capital and we are not engaged in any discussions with such firms to do so in the future. There can be no assurances that any additional capital, either debt or equity, will become available to us in the foreseeable future.

     Based on our current sales activities, we see our business evolving into two market categories, including:

         (a) High-end southwestern art and crafts and authentic Indian art for sale on the Internet.
         (b) Direct sales by "Hostess Party" of manufactured sterling silver jewelry.

High end market

     We classify the high end market of our business to be those items sold for $100 or more. One of the problems associated with the advancement of this aspect of the business is the development of relationships with new artists and the acquisition of their products. Because we are dealing with individual artists who do not always have an established commercial outlet, it takes time to develop a relationship of trust with them. Our standards are extremely high and the work we choose to showcase will reflect those standards. The Indian Arts and Crafts Association hosts two shows annually and, while no assurances can be provided, our attending these shows should provide an opportunity to meet with the artists that are members and develop contacts for additional purchases.
However, we do not know how many artists attend these functions, nor are we privy to whether those attending artists have any existing relationship with any of our competitors. We will also continue to develop existing contacts in the Native American Indian community by going directly to the artists on their respective reservation. We have recently been invited to visit the Hopi reservation in Arizona to continue this effort.

     Of great interest to collectors of Native American Indian art are items known as "old pawn." Old pawn describes items that have been used as collateral for loans. These items are usually pawned at trading posts near or on the reservation. While we have not acquired any "old pawn" items as of the date of this Report, we may do so in the future. We recognize that great care must be taken in the purchase of these items, as authenticity is the prime concern, i.e. artist, materials and date of creation. If we do locate these items in the future, the item will be examined by a third party Navajo silversmith prior to acquisition in order to confirm authenticity. Due to customer interest in old pawn we continue to search for and acquire these items.

     At the present time our sales are primarily in the targeted states. Based upon information which we have obtained from other vendors and artists, as well as a review of the current membership in the IACA, we believe that many purchasers and collectors in Germany and Japan have an unusually high interest in the art of the southwestern United States, and in particular the Native American Indian art. Our recent offering on EBay attracted over 200 "hits" and 17 actual bids. We are in the process of revising our website to directly target this market in Japan and Germany. We do not believe that there is any specific requirement to do business internationally and sell our items in these jurisdictions.

     In order to reach an international market, we have concentrated much of our effort on the creation and maintenance of our website, www.saguarosky.com. We have contracted with Bigstep.com to host our site, which includes an extensive catalogue of our merchandise. In order to be successful on the Internet, customers must be able to purchase directly from our site. Towards that end, we have arranged with CardService International to enable credit card purchases. This arrangement requires us to pay $24.95 per month. Additionally, we pay them 2.53% on each transaction, plus $.20, plus $.15 per batch, limited to one batch per day. In order to allow for potential customers to find us, in April 2001 for a one time flat fee of $99 we retained NetMechanic in order for them to institute an Internet search engine registration program which alleged to notify 100 search providers of our keywords and pertinent information. This has turned out to be a slow and unsatisfactory process, as some providers take up to six weeks to update their databases and others, who were represented to contain our company name in response to various keywords, failed to include our company as represented. We therefore intend to emphasize auction sites in the future and do not intend to apply for any search engine registration programs in the foreseeable future.

     Our agreement with Bigstep.com provides for them to provide hosting of our website, including 12 megabytes of disk space, web page templates, communication tools and statistical reports. Bigstep has the right to terminate the agreement at any time, without notice, if we breach the terms, or if they determine, in their sole and exclusive judgment, that termination is necessary for security purposes. They may, upon 30 days notice, modify or discontinue any or all aspects of their service. Should we wish to terminate, we are required to provide them with 5 days notice prior to the next billing period.

     Our agreement with CardService International allows us to sell our products on the Internet and collect the purchase price paid per item purchased on our Internet site. To date, we have not made any sales from our site. The agreement, which is for a six month term, may be terminated earlier by us for a fee of $300. We do incur any monthly minimum charge, other than $24.95 per month for a customer support fee. Any transactions processed by CardService International will bear discount fees for credit card sales to be determined in the future once we commence Internet sales activity.

     As of the date of this Report, we have not determined any further details of our advertising campaign over the next twelve months. Such programs in the future, if any, will be dependent upon cost and any available capital which we may have, which is not expected to be significant.

Hostess Party Plan

     In seeking additional venues for the sale of our products, we have determined that the method commonly known as the "Tupperware Method" works very well for the sale of manufactured sterling silver jewelry. In this method, an individual (hostess) invites friends and neighbors to their home for the occasion. One of our distributors brings a variety of jewelry for direct sale. In return for hosting the party, the hostess receives 10% of the gross sales generated at the respective gathering, which is provided in product only, based upon retail cost. We retain 100% of the cash proceeds from these sales. Historically, these gatherings consist of between 10 and 20 people. As of the date of this Report, we have generated approximately 50% of our revenues from these events.

     As this portion of our business grows, we plan to create a category of "hostesses" who will have a direct relationship with us. These hostesses will organize and conduct the parties in their local geographical area. To date we have made contact with persons in Kansas, South Dakota, Virginia and Maryland who have indicated an interest in becoming hostesses. These people are friends or relatives of management and our efforts to recruit additional hostess is expected to come from referrals, as well as networking with attendees of prior parties. There is no written agreement between us and these hostesses at the date of this Report and none are expected in the future. We expect that the terms of these relationships will be consistent with those described in the paragraph above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - NONE

     (b) Reports on Form 8-K - NONE

Saguaro Industries, Ltd. and Subsidiary
(A Company in the Development Stage)
Consolidated Balance Sheets (Unaudited)
---------------------------------------


                                                       August 31,  February 28,
                                                          2001         2001
                                                       ----------  ------------

ASSETS

Current assets:
  Cash                                                 $   10,370  $     21,992
  Inventory, at lower of cost or market                     1,648         1,176
  Web site                                                    600             -
                                                       ----------  ------------
       Total current assets                                12,618        23,168

Goodwill, net                                               2,594         3,632
                                                       ----------  ------------

            Total assets                               $   15,212        26,800
                                                       ==========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Note payable, related party (Note 2)                 $   10,000             -
  Accounts payable                                          2,664         1,819
  Due to related party                                        300           800
  Other accrued liabilities                                   251           161
                                                       ----------  ------------
       Total current liabilities                           13,215         2,780
                                                       ----------  ------------

Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
   authorized; 35,000 and 50,000 shares issued
   and outstanding, respectively                       $    5,000         5,000
  Common stock, no par value, 50,000,000 shares
   authorized; 2,180,000 shares issued and outstanding      1,090         1,090
  Additional paid-in capital                               30,000        30,000
  Deficit accumulated during the development stage        (34,093)      (12,070)
                                                       ----------  ------------
       Total shareholders' equity                           1,997        24,020
                                                       ----------  ------------

          Total liabilities and shareholders' equity   $   15,212        26,800
                                                       ==========  ============

Saguaro Industries, Ltd. and Subsidiary
(A Company in the Development Stage)
Consolidated Statements of Operations (Unaudited)
-------------------------------------------------

                                            Three Months     Three Months
                                                Ended           Ended
                                             August 31,       August 31,
                                                2001             2000
                                            ------------     ------------


Sales revenue                               $      2,988     $          -
Cost of goods sold                                   591                -
                                            ------------     ------------
       Gross profit                                2,397                -
                                            ------------     ------------

Operating expenses:
  Professional fees                               13,325              100
  General and administrative                       3,394               59
  Stock transfer fees                                265                -
  Occupancy costs                                      -                -
  Amortization expense                               719                -
                                            ------------     ------------
       Total operating expenses                   17,703              159
                                            ------------     ------------

Net loss from operations                         (15,306)            (159)

Other expense - interest                            (118)               -
                                            ------------     ------------

Net loss                                    $    (15,424)    $       (159)
                                            ============     ============

Basic and fully diluted
   net loss per common share                $      (0.01)               *
                                            ============     ============


Weighted average common
   shares outstanding                          2,180,000        2,180,000
                                            ============     ============

     *  Less than $.01 per share

Saguaro Industries, Ltd. and Subsidiary
(A Company in the Development Stage)
Consolidated Statements of Operations (Unaudited)
-------------------------------------------------

                                                             Period From
                                   Six Months  Six Months     Inception
                                     Ended       Ended     (July 19, 1996)
                                   August 31,  August 31,      Through
                                      2001       2000      August 31, 2001
                                   ----------  ----------  ---------------

Sales revenue                      $    5,530  $        -  $         5,782

Cost of goods sold                      1,609           -            1,922
                                   ----------  ----------  ---------------
       Gross profit                     3,921           -            3,860
                                   ----------  ----------  ---------------

Operating expenses:
  Professional fees                    17,479         250           22,539
  General and administrative            6,704          81            8,961
  Stock transfer fees                     405           -            3,375
  Occupancy costs                           -           -            1,200
  Amortization expense                  1,238           -            1,757
                                   ----------  ----------  ---------------
       Total operating expenses        25,826         331           37,832
                                   ----------  ----------  ---------------

Net loss from operations              (21,905)       (331)         (33,972)

Other expense - interest                 (118)          -             (121)
                                   ----------  ----------  ---------------

Net loss                           $  (22,023)       (331)         (34,093)
                                   ==========  ==========  ===============

Basic and fully diluted net
  loss per common share            $    (0.01) $        *
                                   ==========  ==========

Weighted average common
  shares outstanding                2,180,000   2,180,000
                                   ==========  ==========

     *  Less than $.01 per share


Saguaro Industries, Ltd. and Subsidiary
(A Company in the Development Stage)
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
Period From Inception (July 19, 1996) Through August 31, 2001
-------------------------------------------------------------

                                               Preferred  Preferred   Common     Common  Additional
                                                 Stock      Stock      Stock     Stock     Paid-In
                                                Shares      Amount     Shares    Amount    Capital     Total
                                               ---------  ---------  ----------  ------  ----------  ---------
Balances, July 19, 1996 and February 28, 1997          -  $       -          -   $    -  $        -  $       -

  Common shares sold in private offering,
   February 3, 1998                                    -          -     200,000      100          -        100
  Sale of preferred shares, February 5, 1998      50,000      5,000           -        -          -      5,000
  Net loss                                             -          -           -        -          -       (175)
                                               ---------  ---------  ----------  -------  ---------  ---------

Balances, February 28, 1998                       50,000      5,000     200,000      100          -      4,925

  Common shares sold in private offering,
   April, 1998                                         -          -   1,980,000      990          -        990
  Net loss                                             -          -           -        -          -     (4,005)
                                               ---------  ---------  ----------  -------  ---------  ---------

Balances, February 28, 1999                       50,000      5,000   2,180,000    1,090          -      1,910

  Net loss                                             -          -           -        -          -     (3,594)
                                               ---------  ---------  ----------  -------  ---------  ---------

Balances, February 29, 2000                       50,000      5,000   2,180,000    1,090          -     (1,684)

  Return of 15,000 preferred shares
   and contribution of $30,000 by preferred
   shareholder, December 11, 2000                (15,000)         -           -        -     30,000     30,000
  Net loss                                             -          -           -        -          -     (4,296)
                                               ---------  ---------  ----------  -------  ---------  ---------

Balances, February 28, 2001                       35,000      5,000   2,180,000    1,090     30,000     24,020

  Net loss                                             -          -           -        -          -    (22,023)
                                               ---------  ---------  ----------  -------  ---------  ---------

Balances, August 31, 2001                         35,000  $   5,000   2,180,000  $ 1,090  $  30,000  $   1,997
                                               =========  =========  ==========  =======  =========  =========



Saguaro Industries, Ltd. and Subsidiary
(A Company in the Development Stage)
Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------

                                                                                  Period From
                                                        Six Months  Six Months     Inception
                                                           Ended       Ended    (July 19, 1996)
                                                         August 31,  August 31,     Through
                                                            2001        2000     August 31, 2001
                                                         ----------  ----------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $  (22,023) $     (331) $       (34,093)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization                                             1,238           -            1,757
     Increase in inventory                                     (472)          -           (1,228)
     Increase in web site                                      (800)          -             (800)
    (Decrease) increase in accounts payable                     845           -            2,664
     Increase (decrease) in other accrued liabilities            90           -              251
                                                         ----------  ----------  ---------------
          Net cash used in operating activities             (21,122)       (331)         (31,449)
                                                         ----------  ----------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of subsidiary, net of cash received                 -           -           (3,971)
                                                         ----------  ----------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in due to related party               (500)          -             (300)
     Proceeds from note payable                              10,000           -           10,000
     Issuance of preferred stock                                  -           -            5,000
     Issuance of common stock                                     -           -            1,090
     Capital contributed by preferred shareholder                 -           -           30,000
                                                         ----------  ----------  ---------------
          Net cash provided by financing activities           9,500           -           45,790
                                                         ----------  ----------  ---------------

NET INCREASE (DECREASE) IN CASH                             (11,622)       (331)          10,370

CASH, at beginning of period                                 21,992         366                -
                                                         ----------  ----------  ---------------

CASH, at end of period                                   $   10,370          35           10,370
                                                         ==========  ==========  ===============



Saguaro Industries, Ltd. and Subsidiary
(A Company in the Development Stage)
Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------


Note 1 -  Unaudited Financial Information
-----------------------------------------

The unaudited financial information included for the three month and six month interim periods ended August 31, 2001 and 2000 was taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal, recurring adjustments, which are in the opinion of management, necessary to reflect properly the results of the interim periods presented). The results of operations for the six month period ended August 31, 2001 are not necessarily indicative of the results expected for the fiscal year ended February 28, 2002.

Note 2 - Note Payable, Related Party
------------------------------------

The note payable on the accompanying balance sheet is a note to a related party, is dated July 26, 2001 and bears interest at 12% per annum. The principal and interest is due no later than twelve months from the date of the note. The
Company has not made any payments of principal or interest as of August 31, 2001.

Note 3 - Financial Statements
-----------------------------

For a complete set of footnotes, reference is made to the Company's Report on Form 10-SB for the period from inception through May 31, 2001 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

                                   SIGNATURE


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SAGUARO INDUSTRIES, LTD.
                                        (Registrant)

                                        Dated: October 15, 2001



                                        By:  s/Patricia L. Manning
                                           ------------------------------------
                                           Patricia L. Manning,
                                           President