Form 10QSB
period 2001-11-30
SAGUARO INDUSTRIES INC
filed 2002-01-14
CIK 1143180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                             QUARTERLY REPORT UNDER
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 2001


                        Commission file number 000-32909



                            Saguaro Industries, Ltd.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


                 Colorado                         84-1377873
                 --------                         ----------
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation or organization)



    2221 Lafayette Street, Denver, Colorado                 80205
    ---------------------------------------                 ------
    (Address of principal executive offices)              (Zip Code)

                                 (303) 861-8168
                                 --------------
                           (Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
  X    Yes        No.
-----      -----

The number of shares outstanding of the registrant's only class of common stock issued and outstanding, as of January 14, 2002: 2,400,000 shares.

                                     PART I

Item 1.  Financial Statements

     The unaudited financial statements for the nine month period ended November 30, 2001 are attached hereto.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which with respect to future business decisions, are subject to change. These uncertainties and contingencies can effect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

     Our business is in the sales and marketing of southwestern art jewelry and Native American Indian arts and crafts. Our business is operated substantially through our subsidiary, Saguaro Sky, Ltd. (the "Subsidiary"). The sales of our products are generated through special art exhibits, street fairs and western arts and crafts shows in our current target markets of the Rocky Mountain states of Colorado, new Mexico, Arizona, Utah, Wyoming, Idaho and Montana. We also offer our products on our internet web site: www.saguarosky.com. as well as in-home direct party plan sales.

     The products we market are as follows:

1. Kachina dolls and other carvings by native American Indian carvers of the Hopi Indian Tribe;
2.   Silver jewelry;
3.   Beaded items with southwestern stylings;
4.   Southwestern U.S. style pottery and glass items; and
5.   Unique crafts designed and manufactured in the southwestern United States.

     Our products are generally hand made. Our inventory of products changes from time to time as we acquire and sell the items. A listing and description of most of our inventory can be found on our internet web site. Since the date of our last report, our company was accepted for membership in the Indian Arts and Crafts Association ("IACA"). This association is a not-for-profit organization with approximately 700 member worldwide and which was established in 1974 to support the ethical promotion and protection of authentic Native American art and culture. The IACA works to stop fraud and abuse within the market for Indian art through education , publicity, authentication and use of its logo to indicate certified ethical businesses. Member include Native American artists, wholesale and retail dealers, museums, collectors and other who support the goals of the organization and has members in the United States, Canada, Germany, Japan, Italy and Australia. We intend to exhibit some of our products on the IACA web site in the future and, while no assurances can be provided, we hope that this will increase our revenues..

Results of Operation

     During the nine month period ended November 30, 2001, we generated revenues of $8,619. Cost of sales during the nine month period ended November 30, 2001, was $3,296. Selling, general and administrative expenses during the nine month period ended November 30, 2001, were $30,724, primarily as a result of our incurring $19,124 in legal and accounting fees during the applicable period, which costs related to our filing of a Registration Statement pursuant to the Securities Exchange Act of 1934, as amended, in order to establish ourselves as a "reporting company' under said Act. As a result, we incurred a net loss of $25,401($.01 per share) during the nine month period ended November 30, 2001. No comparison of our results of operations is presented herein, as we did not generate any revenues or otherwise engage in any meaningful operations during the comparable period in 2000.

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

     Since the date of our last report, our company was accepted for membership in the Indian Arts and Crafts Association ("IACA"). This association is a not-for-profit organization with approximately 700 member worldwide and which was established in 1974 to support the ethical promotion and protection of authentic Native American art and culture. The IACA works to stop fraud and abuse within the market for Indian art through education , publicity, authentication and use of its logo to indicate certified ethical businesses. Member include Native American artists, wholesale and retail dealers, museums, collectors and other who support the goals of the organization and has members in the United States, Canada, Germany, Japan, Italy and Australia. In this regard, we intend to advertise our products on the IACA website as part of our marketing program, provided that the cost of the same is within our budget constraints. We also intend to exhibit some of our products on the IACA web site in the future and, while no assurances can be provided, we hope that this will increase our revenues.

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

     As this portion of our business grows, we plan to create a category of "hostesses" who will have a direct relationship with us. These hostesses will organize and conduct the parties in their local geographical area. To date we have made contact with persons in Kansas, South Dakota, Virginia and Maryland who have indicated an interest in becoming hostesses. These people are friends or relatives of management and our efforts to recruit additional hostesses is expected to come from referrals, as well as networking with attendees of prior parties. There is no written agreement between us and these hostesses at the date of this Report and none are expected in the future. We expect that the terms of these relationships will be consistent with those described in the paragraph above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - NONE

     (b) Reports on Form 8-K - NONE

Saguaro Industries Ltd. And Subsidiary
(fka Sheffield Rounds, Ltd.)
Consolidated Balance Sheet
(A Company in the Development Stage)
--------------------------------------------------------------------------------

                                                   Unaudited       Audited
                                                   November        February
                                                   30, 2001        28, 2001
                                                   ---------       --------
ASSETS
------

Current Assets:

Cash and cash equivalents                          $   6,517       $ 21,992
Inventory                                              2,960          1,176

Web Site (net amortization of $200)                      600              0
                                                   ---------       --------

Total Current Assets                                  10,077         23,168
                                                   ---------       --------

Goodwill (net of $ 2,595 & $1,038 amortization)        2,075          3,632

TOTAL ASSETS                                       $  12,152       $ 26,800
                                                   =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

LIABILITIES

Current Portion - Note Payable Related Party       $  10,125       $      0
Accounts Payable                                       1,824          1,819
Due to Related Parties                                   300            800
Other Accrued Liabilities                              1,702            161
                                                   ---------       --------

Total current liabilities                             13,951          2,780

TOTAL LIABILITIES                                     13,951          2,780
                                                   ---------       --------


SHAREHOLDERS' EQUITY: *

Preferred stock, no par value per share;
 Authorized 5,000,000 Shares; Issued
 and outstanding 50,000 shares                         5,000          5,000

Common Stock, No Par Value;
 Authorized 50,000,000 Shares; Issued
 and outstanding 2,180,000 shares                      1,090          1,090

Additional Paid in Capital                            30,000         30,000

Deficit Accumulated During the Development Stage     (37,889)       (12,070)
                                                   ---------       --------

TOTAL SHAREHOLDERS' EQUITY                            (1,799)        24,020
                                                   ---------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  12,152       $ 26,800
                                                   =========       ========



         See Accompanying Notes to These Unaudited Financial Statements

Saguaro Industries Ltd. And Subsidiary
(fka Sheffield Rounds, Ltd.)
Unaudited Consolidated Statement Of Operations
(A Company in the Development Stage)
--------------------------------------------------------------------------------

                                                3 Months       3 Months
                                                  Ended          Ended
                                                November       November
                                                30, 2001       30, 2000
                                                --------      ---------

Revenue:                                       $   3,088      $       0

Cost of Goods Sold                                 1,687              0
                                               ---------      ---------

Gross Profit                                       1,401              0

General & Administrative Expenses

Amortization Expense                                 519              0
General & Administrative                           1,182             18
Occupancy Costs                                        0              0
Professional Fees                                  1,645              0
Salaries                                           1,000              0
Stock Transfer Fees                                  551              0
                                               ---------      ---------

Total G & A                                        4,897             18
                                               ---------      ---------

(Loss) from operations                            (3,496)           (18)

Other (expense) - Interest                          (300)             0

Net (Loss)                                    ($   3,796)    ($      18)
                                               =========      =========

Basic (Loss) per common share                      (0.00)         (0.00)
                                               =========      =========


Weighted Average Common Shares Outstanding     2,240,000      2,240,000
                                               =========      =========


         See Accompanying Notes to These Unaudited Financial Statements.



Saguaro Industries Ltd. And Subsidiary
(fka Sheffield Rounds, Ltd.)
Unaudited Consolidated Statement Of Operations

--------------------------------------------------------------------------------

                                                                      Period From
                                            9 Months    9 Months       Inception
                                             Ended       Ended       July 19, 1996
                                            November    November        Through
                                            30, 2001    30, 2000    November 30, 2001
                                            ---------   ---------   -----------------
Revenue:                                    $   8,619   $       0   $           8,870


Cost of Goods Sold                              3,296           0               3,609
                                            ---------   ---------   -----------------

Gross Profit                                    5,323           0               5,261

Operating Expenses:

Amortization Expense                            1,757           0               2,276
General & Administrative                        4,887          99               7,143
Occupancy Costs                                     0           0               1,200
Professional Fees                              19,124         250              24,184
Salaries                                        4,000           0               4,000
Stock Transfer Fees                               956           0               3,926
                                            ---------   ---------   -----------------
Total G & A                                    30,724         349              42,729
                                            ---------   ---------   -----------------
(Loss) from operations                        (25,401)       (349)            (37,468)


Other (expense) - Interest                       (418)          0               (421)
                                            ---------   ---------   ----------------
Net (Loss)                                 ($  25,819) ($     349) ($         37,889)
                                            =========   =========   ================

Basic (Loss) per common share                   (0.01)      (0.00)
                                            =========   =========

Weighted Average Common Shares Outstanding  2,240,000   2,240,000
                                            =========   =========


         See Accompanying Notes to These Unaudited Financial Statements.



Saguaro Industries Ltd. And Subsidiary
(fka Sheffield Rounds, Ltd.)
Consolidated Statement of Shareholders' Equity
(A Company in the Development Stage)
July 19, 1996(Inception) Through November 30, 2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                      Additional   During the
                                               Preferred Stock      Common Stock        Paid-In   Development
                                                Shares  Amount     Shares     Amount   Capital       Stage      Total
                                                ------  ------  -----------  -------  ----------  -----------  --------
Balances, July 19, 1996 (inception) and              0  $    0            0  $     0  $        0  $         0   $     0
 February 28, 1997

Issuance of preferred stock
 at $.10 per share for cash February 5, 1998    50,000   5,000            0        0           0                  5,000

Issuance of common stock in Private Offering
 at $.0005 per share for cash February 5, 1998       0       0      200,000      100           0                    100

Net (Loss)                                           0       0            0        0           0         (175)     (175)
                                                ------  ------  -----------  -------  ----------  -----------  --------
Balances, February 28, 1998                     50,000   5,000      200,000      100           0         (175)    4,925

Issuance of common stock in Private Offering
 at $.0005 per share for cash April, 1998            0       0    1,980,000      990                                990

Net (Loss)                                           0       0            0        0           0       (4,005)   (4,005)
                                                ------  ------  -----------  -------  ----------  -----------  --------
Balances, February 28, 1999                     50,000   5,000    2,180,000    1,090           0       (4,180)    1,910

Net (Loss)                                           0       0            0        0           0       (3,594)   (3,594)
                                                ------  ------  -----------  -------  ----------  -----------  --------
Balances, February 29, 2000                     50,000   5,000    2,180,000    1,090           0       (7,774)   (1,684)

Return of 15,000 preferred shares
 and contribution of $30,000 by preferred
 shareholders, December 11, 2000                                                          30,000                 30,000

Net (Loss)                                           0       0            0        0           0       (4,296)   (4,296)
                                                ------  ------  -----------  -------  ----------  -----------  --------
Balances, February 29, 2001                     50,000   5,000    2,180,000    1,090      30,000      (12,070)   24,020

Net (Loss)                                           0       0            0        0           0      (25,819)  (25,819)

Balances, November 30, 2001                     50,000  $ 5,000  $2,180,000  $ 1,090  $   30,000 ($    37,889) ($ 1,799)
                                                ======  =======  ==========  =======  ==========  ===========   ========


         See Acompanying Notes to These Unaudited Financial Statements.



Saguaro Industries Ltd. And Subsidiary
Unaudited Consolidated Statement Of Cash Flow
(A Company in the Development Stage)
-----------------------------------------------------------------------------------------------

                                                                               Period From
                                                        9 Months   9 Months      Inception
                                                          Ended     Ended      July 19, 1996
                                                        November   November       Through
                                                        30, 2001   30, 2000   November 30, 2001
                                                        --------   --------   -----------------
Cash Flows From Operating Activities:

Net (Loss)                                             ($ 25,576) ($     18) ($          37,889)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization                                               1,757                          2,276

(Increase) in Inventory                                   (1,784)                        (2,540)
(Increase) in Web Site                                      (800)                          (800)
Increase (Decrease) in accounts payable                     (238)         0               1,824
Increase in other accrued liabilities                      1,541          0               1,702
                                                        --------   --------   -----------------
Net cash Flows (used) in operations                      (25,100)       (18)            (35,427)
                                                        --------   --------   -----------------
Cash Flows From Investing Activities:

Purchase of Subsidiary net of Cash                             0          0              (3,971)
                                                        --------   --------   -----------------

Net Cash Flows (used) in Investing activities                  0          0              (3,971)
                                                        --------   --------   -----------------
Cash Flows From Financing Activities:

Increase (Decrease) in Due from Related Party               (500)         0                (300)
Proceeds from Note Payable                                10,125          0              10,125
Capital Contributed by Preferred Shareholder                   0          0              30,000
Issuance of preferred stock                                    0          0               5,000
Issuance of common stock                                       0          0               1,090
                                                        --------   --------   -----------------

Net Cash Flows provided by financing activities            9,625          0              45,915


Net Increase (Decrease) In Cash and cash equivalents     (15,475)       (18)              6,517

Cash and cash equivalents at beginning of period          21,992         35                   0
                                                        --------   --------   -----------------

Cash and cash equivalents at end of period              $  6,517   $     17   $           6,517
                                                        ========   ========   =================


Supplementary Disclosure Of Cash Flow Information:


         See Accompanying Notes to These Unaudited Financial Statements.

Saguaro Industries, LTD.
Notes To Unaudited Consolidated Financial Statements
For The Nine Month and Three Month Period Ended November 30, 2001
-----------------------------------------------------------------


Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and nine month interim period ended November 30, 2001 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the nine month period ended November 30, 2001 are not necessarily indicative of the results expected for the fiscal year ended February 28, 2002.

Note 2 - Note Payable, related Party
------------------------------------

The note payable on the accompanying balance sheet is a note to a related party dated July 26, 2001 and bears interest at 12% per annum. The principal and interest is due no later than twelve months from the date of the note. The Company has not made any payments of principal or interest as of November 30, 2001.

Note 3 - Financial Statements
-----------------------------

For a complete set of footnotes, reference is made to the Company's Report on Form 10-SB for the year ended February 28, 2001 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SAGUARO INDUSTRIES, LTD.
                                        (Registrant)

                                        Dated: January 14, 2002



                                        By:   s/Patricia L. Manning
                                           ------------------------------------
                                           Patricia L. Manning,
                                           President